Form 10QSB
period 1996-03-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 3 L P
filed 1996-05-14
CIK 854221

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 0-18322

               ENEX OIL & GAS INCOME PROGRAM IV - SERIES 3, L.P.
       (Exact name of small business issuer as specified in its charter)

                   New Jersey                          76-0251421
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                        Suite 200, Three Kingwood Place
                            Kingwood, Texas  77339
                   (Address of principal executive offices)

                   Issuer's telephone number  (713) 358-8401


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes x      No

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 3, L.P.
BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                  MARCH 31,
ASSETS                                                              1995
                                                               --------------
(Unaudited)
CURRENT ASSETS:
  Cash                                                         $      5,866
  Accounts receivable - oil & gas sales                              31,662
  Other current assets                                                  981
                                                               -------------

Total current assets                                                 38,509
                                                               -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities           2,876,553
  Less  accumulated depreciation and depletion                    2,794,889
                                                               -------------

Property, net                                                        81,664
                                                               -------------

TOTAL                                                          $    120,173
                                                               =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                            $     31,157
   Payable to general partner                                        29,343
                                                               -------------

Total current liabilities                                            60,500
                                                               -------------

NONCURRENT LIABILITIES
   Note payable to general partner                                   58,686
                                                               -------------

PARTNERS' CAPITAL:
   Limited partners                                                 (21,155)
   General partner                                                   22,142
                                                               -------------

Total partners' capital                                                 987
                                                               -------------

TOTAL                                                          $    120,173
                                                               =============




See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------------


(UNAUDITED)                                              THREE MONTHS ENDED
                                                   ---------------------------

                                                   MARCH 31,       MARCH 31,
                                                    1996             1995
                                                 ------------    ------------

REVENUES:
  Oil and gas sales                              $    38,629          43,235
                                                 ------------    ------------

EXPENSES:
  Depreciation, depletion and amortization             2,845          13,379
  Impairment of property                             538,207               -
  Lease operating expenses                            14,219          22,226
  Production taxes                                     4,106           4,501
  General and administrative                           4,826           4,630
                                                 ------------    ------------

Total expenses                                       564,203          44,736
                                                 ------------    ------------

NET LOSS                                         $  (525,574)         (1,501)
                                                 ============    ============







See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
- ------------------------------------------------------------------------------

(UNAUDITED)
                                                        THREE MONTHS ENDED
                                                  -----------------------------
                                                     MARCH 31,      MARCH 31,
                                                        1996          1995
                                                -------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $   (525,574)         (1,501)
                                                -------------      ----------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation, depletion and amortization             2,845          13,379
  Impairment of property                             538,207               -
(Increase) decrease in:
  Accounts receivable - oil & gas sales              (14,159)            689
Increase (decrease) in:
   Accounts payable                                    2,788          (5,079)
   Payable to general partner                          2,229           2,876
                                                -------------      ----------

Total adjustments                                    531,910          11,865
                                                -------------      ----------

Net cash provided by operating activities              6,336          10,364
                                                -------------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions - development costs               (514)           (541)
                                                -------------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                      -         (13,295)
                                                -------------      ----------

NET INCREASE (DECREASE) IN CASH                        5,822          (3,472)

CASH AT BEGINNING OF YEAR                                 44          17,235
                                                -------------      ----------

CASH AT END OF PERIOD                           $      5,866          13,763
                                                =============      ==========





See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 3, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $538,207 for certain oil and gas properties due to market conditions and reserve revisions which indicated that the carrying amounts were not fully recoverable.

Item 2Management's Discussion and Analysis or Plan of Operation.

First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter decreased from $43,235 in 1995 to $38,629 in 1996. This represents a decrease of $4,606 (11%). Oil sales decreased by $6,586 or 25%. A 24% decrease in oil production reduced sales by $6,301. A 1% decrease in average oil sales prices reduced sales by an additional $285. Gas sales increased by $1,980 or 12%. A 66% increase in average gas sales prices increased sales by $7,578. This increase was partially offset by a 33% decrease in gas production. The decrease in oil production was primarily the result of natural production declines, which were especially pronounced on the Brighton acquisition. The slight decrease in average oil sales prices was primarily due to relatively higher production from the Bagley acquisition, which has a relatively lower oil sales price, partially offset by higher prices in the overall market for the sale of oil. The decrease in gas production was primarily due to natural production declines which were especially pronounced on the Lake Decade acquisition. The increase in average gas sales prices was primarily due to relatively higher production from the Bagley acquisition, which has a relatively higher gas sales price, coupled with higher prices in the overall market for the sale of gas.

Lease operating expenses decreased from $22,226 in the first quarter of 1995 to $14,219 in the first quarter of 1996. The decrease of $8,007, or 36%, is primarily due to the lower production from the Brighton and Lake Decade acquisitions, as noted above.

Depreciation and depletion expense decreased from $13,379 in the first quarter of 1995 to $2,845 in the first quarter of 1996. This represents a decrease of $10,534 (79%). The changes in production, noted above, caused depreciation and depletion expense to decrease by $3,654. A 71% decrease in the depletion rate reduced depreciation and depletion expense by an additional $6,880. The rate decrease was primarily due to the lower property basis resulting from the recognition of a $538,207 impairment of property in the first quarter of 1996.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $538,207 for certain oil and gas properties due to market conditions and reserve revisions on the Lake Decade acquisition, which indicated that the carrying amounts were not fully recoverable.

General and administrative expenses increased from $4,630 in the first quarter of 1995 to $4,826 in the first quarter of 1996. This increase of $196 (4%) is primarily due to $1,761 higher direct expenses incurred by the Company in 1996, partially offfset by less staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production after the payment of its debt obligations. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's remaining available cash flow to the Company's partners.

The Company discontinued the payment of distributions in the third quarter of 1995. Future distributions are dependent upon among other things, the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1996. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions in the near future.

As of March 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                           PART II. OTHER INFORMATION

  Item 1.         Legal proceedings.

                  None

  Item 2.         Changes in Securities.

                  None

  Item 3.         Defaults upon Senior Securities.

                  Not Applicable

  Item 4.         Submission of Matters to a Vote of Security Holders.

                  Not Applicable

  Item 5.         Other Information.

                  Not Applicable

  Item 6.         Exhibits and Reports on Form 8-K.

                  (a)  There are no exhibits to this report.

                  (b) The  Company  filed  no  reports  on Form  8-K
                      during the quarter ended March 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                      ENEX OIL & GAS INCOME
                                                     PROGRAM IV - 3, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer