Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM IV SERIES 3 L P
filed 1996-08-14
CIK 854221

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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


                           Issuer's telephone number:
                                 (713) 358-8401

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                     Yes x      No

Transitional Small Business Disclosure Format (Check one):

                                     Yes        No x

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 3, L.P.
BALANCE SHEET
- ---------------------------------------------------------------------------

                                                                   JUNE 30,
ASSETS                                                               1996
                                                                -------------
                                                                  (Unaudited)
CURRENT ASSETS:
  Cash                                                          $     12,455
  Accounts receivable - oil & gas sales                               29,394
  Other current assets                                                   981
                                                                -------------

Total current assets                                                  42,830
                                                                -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities            2,877,073
  Less  accumulated depreciation and depletion                     2,807,439
                                                                -------------

Property, net                                                         69,634
                                                                -------------


TOTAL                                                           $    112,464
                                                                =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                             $     19,049
   Payable to general partner                                         29,145
                                                                -------------

Total current liabilities                                             48,194
                                                                -------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                 58,290
                                                                -------------

PARTNERS' CAPITAL:
   Limited partners                                                  (17,916)
   General partner                                                    23,896
                                                                -------------

Total partners' capital                                                5,980
                                                                -------------

TOTAL                                                           $    112,464
                                                                =============


See accompanying notes to financial statements.
- --------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------------


(UNAUDITED)                               QUARTER ENDED                           SIX MONTHS ENDED
                                  ------------------------------------    --------------------------------------

                                    JUNE 30,              JUNE 30,             JUNE 30,             JUNE 30,
                                      1996                  1995                 1996                 1995
                                  ---------------    -----------------    -----------------    -----------------

REVENUES:
  Oil and gas sales               $       43,946     $         25,190     $         82,575     $         68,425
                                  ---------------    -----------------    -----------------    -----------------

EXPENSES:
  Depreciation and depletion               6,924                9,545               15,395               22,924
  Impairment of property                       -                    -              538,207                    -
  Lease operating expenses                18,029               12,117               32,248               34,343
  Production taxes                         3,920                2,731                8,026                7,232
  General and administrative               4,454                5,294                9,280                9,924
                                  ---------------    -----------------    -----------------    -----------------

Total expenses                            33,327               29,687              603,156               74,423
                                  ---------------    -----------------    -----------------    -----------------

NET INCOME (LOSS)                  $      10,619     $         (4,497)    $       (520,581)    $         (5,998)
                                  ===============    =================    =================    =================




See accompanying notes to financial statements.
- --------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------------

(UNAUDITED)
                                                                 SIX MONTHS ENDED
                                                        --------------------------------------------

                                                              JUNE 30,                JUNE 30,
                                                                1996                    1995
                                                        -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $         (520,581)         $        (5,998)
                                                        -------------------      -------------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and depletion                                        15,395                   22,924
  Impairment of property                                           538,207                        -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                            (11,891)                  12,943
  Other current assets                                                   -                        -
Increase (decrease) in:
   Accounts payable                                                 (9,320)                 (20,453)
   Payable to general partner                                        1,635                    3,193
                                                        -------------------      -------------------

Total adjustments                                                  534,026                   18,607
                                                        -------------------      -------------------

Net cash provided by operating activities                           13,445                   12,609
                                                        -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property (additions) credits - development costs                 (1,034)                     985
                                                        -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                                    -                  (24,755)
                                                        -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                     12,411                  (11,161)

CASH AT BEGINNING OF YEAR                                               44                   17,235
                                                        -------------------      -------------------

CASH AT END OF PERIOD                                   $           12,455           $        6,074
                                                        ===================      ===================



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

Item 2.  Management's Discussion and Analysis or Plan of Operations.


Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter increased to $43,946 in 1996 from $25,190 in 1995. This represents an increase of $18,756 (74%). Oil sales increased by $1,152 (6%). A 33% increase in the average oil sales price increased sales by $5,447. This increase was partially offset by a 21% decrease in oil production. Gas sales increased by $17,604 (402%). A 492% increase in the average gas sales price increased sales by $18,268. This increase was partially offset by a 15% decrease in gas production. The increase in average oil sales price corresponds with higher prices in the overall market for the sale of oil. The decrease in oil production was primarily the result of natural production declines, which were especially pronounced on the Brighton acquisition. The decrease in gas production was primarily due to natural production declines. The increase in the average gas sales price was primarily a result of higher prices in the overall market for the sale of gas coupled with relatively lower net profits royalty paid on the Lake Decade acquisition, which incurred higher lease operating expenses in 1996.

Lease operating expenses increased to $18,029 in 1996 from $12,117 in 1995. The increase of $5,912 (49%) is primarily due to higher operating costs at the Lake Decade acquisition in 1996.

Depreciation and depletion expense decreased to $6,924 in the second quarter of 1996 from $9,545 in the second quarter of 1995. This represents a decrease of $2,621 (27%). The changes in production, noted above, reduced depreciation and depletion expense by $1,754. An 11% decrease in the depletion rate reduced depreciation and depletion expense by an additional $867. The rate decrease was primarily due to the lower property basis resulting from the recognition of a $538,207 impairment of property in the first quarter of 1996.

General and administrative expenses decreased to $4,454 in the second quarter of 1996 from $5,294 in the second quarter of 1995. This decrease of $840 (16%) is primarily due to less staff time being required to manage the Company's operations.

First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months increased to $82,575 in 1996 from $68,425 in 1995. This represents an increase of $14,150 (21%). Oil sales decreased by $5,434 (12%). A 23% decrease in oil production reduced sales by $10,665. This decrease was partially offset by a 14% increase in the average oil sales price. Gas sales increased by $19,584 (91%). A 155% increase in the average gas sales price increased sales by $24,935. This increase was partially offset by a 25% decrease in gas production. The increase in average oil sales price corresponds with higher prices in the overall market for the sale of oil. The decrease in oil production was primarily the result of natural production declines, which were especially pronounced on the Brighton acquisition. The decrease in gas production was primarily due to natural production declines, which were especially pronounced on the Lake Decade acquisition. The increase in the average gas sales price was primarily a result of higher prices in the overall market for the sale of gas coupled with relatively lower net profits royalty paid on the Lake Decade acquisition, which incurred higher lease operating expenses in 1996.

Lease operating expenses decreased to $32,248 in the first six months of 1996 from $34,343 in the first six months of 1995. The decrease of $2,095 (6%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $15,395 in the first six months of 1996 from $22,924 in the first six months of 1995. This represents a decrease of $7,529 (33%). The changes in production, noted above, reduced depreciation and depletion expense by $5,403. A 12% decrease in the depletion rate reduced depreciation and depletion expense by an additional $2,126. The rate decrease was primarily due to the lower property basis resulting from the recognition of a $538,207 impairment of property in the first quarter of 1996.

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

General and administrative expenses decreased to $9,280 in the first six months of 1996 from $9,924 in the first six months of 1995. This decrease of $644 (6%) is primarily due to less staff time being required to manage the Company's operations.

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

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Future periodic distributions will be made once sufficient net revenues are accumulated.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ENEX OIL & GAS INCOME
                                               PROGRAM IV - SERIES 3, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




August 11, 1996                                By: /s/ James A. Klein
                                                  -------------------
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer