Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM IV SERIES 3 L P
filed 1996-11-14
CIK 854221

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


            [X] QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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
BALANCE SHEET
------------------------------------------------------------------------------

                                                               September 30,
ASSETS                                                             1996
                                                              ----------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                        $      18,044
  Accounts receivable - oil & gas sales                              31,869
  Other current assets                                                  981
                                                              --------------

Total current assets                                                 50,894
                                                              --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities           2,880,016
  Less  accumulated depreciation and depletion                    2,816,792
                                                              --------------

Property, net                                                        63,224
                                                              --------------


TOTAL                                                         $     114,118
                                                              ==============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                           $      18,254
   Payable to general partner                                        25,796
                                                              --------------

Total current liabilities                                            44,050
                                                              --------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                51,592
                                                              --------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                  (7,604)
   General partner                                                   26,080
                                                              --------------

Total partners' capital                                              18,476
                                                              --------------

TOTAL                                                         $     114,118
                                                              ==============

Number of $500 Limited Partner units outstanding                      6,080

See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------


(UNAUDITED)                                QUARTER ENDED                         NINE MONTHS ENDED
                                ------------------------------------    ----------------------------------------

                                September 30,        September 30,        September 30,         September 30,
                                    1996                  1995                 1996                  1995
                                ---------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales              $      52,768     $         32,703     $        135,343     $          101,128
                                ---------------    -----------------    -----------------    -------------------

EXPENSES:
  Depreciation and depletion             9,353               10,022               24,748                 32,946
  Impairment of property                     -                    -              538,207                      -
  Lease operating expenses              23,033               13,542               55,281                 47,885
  Production taxes                       3,901                3,704               11,927                 10,936
  General and administrative             3,985                4,257               13,265                 14,181
                                ---------------    -----------------    -----------------    -------------------

Total expenses                          40,272               31,525              643,428                105,948
                                ---------------    -----------------    -----------------    -------------------

NET INCOME (LOSS)                $      12,496     $          1,178     $       (508,085)    $           (4,820)
                                ===============    =================    =================    ===================




See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------

(UNAUDITED)
                                                                     NINE MONTHS ENDED
                                                         --------------------------------------------

                                                            September 30,            September 30,
                                                                 1996                    1995
                                                         -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                               $         (508,085)          $       (4,820)
                                                         -------------------      -------------------

Adjustments to reconcile net (loss) to net cash
   provided by operating activities:
  Depreciation and depletion                                         24,748                   32,946
  Impairment of property                                            538,207                        -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                             (14,366)                  15,086
  Other current assets                                                    -                        -
(Decrease) in:
   Accounts payable                                                 (10,115)                 (19,752)
   Payable to general partner                                        (8,412)                 (10,657)
                                                         -------------------      -------------------

Total adjustments                                                   530,062                   17,623
                                                         -------------------      -------------------

Net cash provided by operating activities                            21,977                   12,803
                                                         -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property (additions) credits - development costs                  (3,977)                   2,373
                                                         -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                                     -                  (24,755)
                                                         -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                      18,000                   (9,579)

CASH AT BEGINNING OF YEAR                                                44                   17,235
                                                         -------------------      -------------------

CASH AT END OF PERIOD                                    $           18,044            $       7,656
                                                         ===================      ===================




See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 3, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $538,207 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2.  Management's Discussion and Analysis or Plan of Operations.


Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter increased to $52,768 in 1996 from $32,703 in 1995. This represents an increase of $20,065 (61%). Oil sales increased by $1,852 (8%). A 37% increase in the average oil sales price increased sales by $7,021. This increase was partially offset by a 21% decrease in oil production. Gas sales increased by $18,213 (219%). A 36% increase in the average gas sales price increased sales by $12,492. A 68% increase in gas production increased sales by an additional $5,721. The increases in average oil and gas sales price correspond with higher prices in the overall market for the sale of oil and gas. The decrease in oil production was primarily the result of natural production declines, which were especially pronounced on the Brighton acquisition. The increase in gas production was primarily due to a successful workover on the Lake Decade acquisition in the third quarter of 1996.

Lease operating expenses increased to $23,033 in 1996 from $13,542 in 1995. The increase of $9,491 (70%) is primarily due to workover costs incurred on the Lake Decade acquisition in 1996.

Depreciation and depletion expense decreased to $9,353 in the third quarter of 1996 from $10,022 in the third quarter of 1995. This represents a decrease of $669 (7%). A 9% decrease in the depletion rate reduced depreciation and depletion expense by $964. This decrease was partially offset by the changes in production, noted above. The rate decrease was primarily due to the lower property basis resulting from the recognition of a $538,207 impairment of property in the first quarter of 1996.

General and administrative expenses decreased to $3,985 in the third quarter of 1996 from $4,257 in the third quarter of 1995. This decrease of $272 (6%) is primarily due to less staff time being required to manage the Company's operations.


First Nine Months in 1995 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months increased to $135,343 in 1996 from $101,128 in 1995. This represents an increase of $34,215 (34%). Oil sales decreased by $3,582 (5%). A 22% decrease in oil production reduced sales by $15,824. This decrease was partially offset by a 22% increase in the average oil sales price. Gas sales increased by $37,797 (127%). A 134% increase in the average gas sales price increased sales by $38,639. This increase was partially offset by a 3% decrease in gas production. The increase in average oil sales price corresponds with higher prices in the overall market for the sale of oil. The decrease in oil production was primarily the result of natural production declines, which were especially pronounced on the Brighton acquisition. The decrease in gas production was primarily due to natural production declines, partially offset by higher production from the Lake Decade acquisition which was successfully reworked in 1996. The increase in the average gas sales price was primarily a result of higher prices in the overall market for the sale of gas coupled with relatively lower net profits royalty paid on the Lake Decade acquisition, which incurred higher lease operating expenses in 1996.

Lease operating expenses increased to $55,281 in the first nine months of 1996 from $47,885 in the first nine months of 1995. The decrease of $7,396 (15%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $24,748 in the first nine months of 1996 from $32,946 in the first nine months of 1995. This represents a decrease of $8,198 (25%). The changes in production, noted above, reduced depreciation and depletion expense by $5,088. An 11% decrease in the depletion rate reduced depreciation and depletion expense by an additional $3,110. The rate decrease was primarily due to the lower property basis resulting from the recognition of a $538,207 impairment of property in the first quarter of 1996.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $538,207 for certain oil and gas properties due to market conditions and reserve revisions on the Lake Decade acquisition, which indicated that the carrying amounts were not fully recoverable.

General and administrative expenses decreased to $13,265 in the first nine months of 1996 from $14,181 in the first nine months of 1995. This decrease of $916 (6%) is primarily due to less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production after the payment of its debt obligations. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's remaining available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities.

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

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                              ENEX OIL & GAS INCOME
                                          PROGRAM IV - SERIES 3, L.P.
                                                  (Registrant)



                                          By:ENEX RESOURCES CORPORATION
                                                 General Partner



                                          By: /s/ R. E. Densford
                                                  R. E. Densford
                                            Vice President, Secretary
                                          Treasurer and Chief Financial
                                                     Officer




November 13, 1996                         By: /s/ James A. Klein
                                             -------------------
                                                   James A. Klein
                                               Controller and Chief
                                                Accounting Officer