Form 10QSB
period 1997-03-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 3 L P
filed 1997-05-15
CIK 854221

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
-------------------------------------------------------------------------------

                                                                MARCH 31,
ASSETS                                                             1997
                                                          ---------------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                    $              9,596
  Accounts receivable - oil & gas sales                                 24,305
  Other current assets                                                     981
                                                          ---------------------

Total current assets                                                    34,882
                                                          ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities              2,880,339
  Less  accumulated depreciation and depletion                       2,822,342
                                                          ---------------------

Property, net                                                           57,997
                                                          ---------------------

TOTAL                                                     $             92,879
                                                          =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                       $             29,337
   Payable to general partner                                           47,334
                                                          ---------------------

Total current liabilities                                               76,671
                                                          ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                    (10,202)
   General partner                                                      26,410
                                                          ---------------------

Total partners' capital                                                 16,208
                                                          ---------------------

TOTAL                                                     $             92,879
                                                          =====================

Number of $500 Limited Partner units outstanding                         6,079





See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


(UNAUDITED)                                 THREE MONTHS ENDED
                                      ----------------------------------------

                                         MARCH 31,              MARCH 31,
                                            1997                  1996
                                    -------------------    -------------------

REVENUES:
  Oil and gas sales                 $           30,489           $     38,629
                                    -------------------    -------------------

EXPENSES:
  Depreciation and depletion                     4,161                  2,845
  Impairment of property                             -                538,207
  Lease operating expenses                      15,651                 14,219
  Production taxes                               2,753                  4,106
  General and administrative                     3,854                  4,826
                                    -------------------    -------------------

Total expenses                                  26,419                564,203
                                    -------------------    -------------------

NET INCOME (LOSS)                   $            4,070         $     (525,574)
                                    ===================    ===================



See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-2

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 3, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
------------------------------------------------------------------------------

                                                                                                 PER $500
                                                                                                  LIMITED
                                                                                                  PARTNER
                                                        GENERAL              LIMITED             UNIT OUT-
                                   TOTAL                PARTNER             PARTNERS             STANDING
                             -----------------    ------------------   ------------------   ------------------

BALANCE, JANUARY 1, 1996     $        526,561     $          20,593    $         505,968    $              83

NET INCOME (LOSS)                    (514,423)                4,992             (519,415)                 (85)
                             -----------------    ------------------   ------------------   ------------------

BALANCE, DECEMBER 31, 1996             12,138                25,585              (13,447)                  (2)

NET INCOME                              4,070                   825                3,245                    -
                             -----------------    ------------------   ------------------   ------------------

BALANCE, MARCH 31, 1997      $         16,208     $          26,410    $         (10,202)(1)$              (2)
                             =================    ==================   ==================   ==================


(1)  Includes 1,156 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------

(UNAUDITED)
                                                                   THREE MONTHS ENDED
                                                             ------------------------------------------

                                                                MARCH 31,                MARCH 31,
                                                                   1997                    1996
                                                           -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $            4,070           $     (525,574)
                                                           -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation and depletion                                            4,161                    2,845
  Impairment of property                                                    -                  538,207
(Increase) decrease in:
  Accounts receivable - oil & gas sales                                 5,301                  (14,159)
Increase (decrease) in:
   Accounts payable                                                    (2,676)                   2,788
   Payable to general partner                                          (7,846)                   2,229
                                                           -------------------      -------------------

Total adjustments                                                      (1,060)                 531,910
                                                           -------------------      -------------------

Net cash provided by operating activities                               3,010                    6,336
                                                           -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions - development costs                                 (49)                    (514)
                                                           -------------------      -------------------

NET INCREASE IN CASH                                                    2,961                    5,822

CASH AT BEGINNING OF YEAR                                               6,635                       44
                                                           -------------------      -------------------

CASH AT END OF PERIOD                                      $            9,596          $         5,866
                                                           ===================      ===================

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

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $142,465 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.

3. On April 24, 1997, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed liquidation of the Company.

Item 2.            Management's Discussion and Analysis or Plan of Operation.

First Quarter 1997 Compared to First Quarter 1995

Oil and gas sales for the first quarter decreased from $38,629 in 1996 to $30,489 in 1997. This represents a decrease of $8,140 (21%). Oil sales decreased by $6,815 or 35%. A 48% decrease in oil production reduced sales by $9,316. This decrease was partially offset by a 24% increase in the average oil sales price. Gas sales decreased by $1,325 or 7%. A 24% decrease in gas production reduced sales by $4,648. This decrease was partially offset by a 23% increase in the average gas sales price. The decreases in oil and gas production were primarily the result of a shut in of production from the Bagley acquisition to perform a workover, coupled with natural production declines. The increases in average oil and gas sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Lease operating expenses increased from $14,219 in the first quarter of 1996 to $15,651 in the first quarter of 1997. The increase of $1,432, or 10%, is primarily due to workover expenses incurred on the Bagley acquisition in the first quarter of 1997.

Depreciation and depletion expense increased from $2,845 in the first quarter of 1996 to $4,161 in the first quarter of 1997. This represents an increase of $1,316 (46%). A 142% increase in the depletion rate increased depreciation and depletion expense by $2,444. This increase was partially offset by the changes in production, noted above. The rate increase was primarily due to a downward revision of the oil and gas reserves during December 1996.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $142,465 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.

General and administrative expenses decreased from $4,826 in the first quarter of 1996 to $3,854 in the first quarter of 1997. This decrease of $972 (20%) is primarily due to less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production after the payment of its debt obligations. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales
described   above.  It  is  the  general   partner's   intention  to  distribute
substantially all of the Company's remaining available cash flow to the Company's partners.

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

On April 24, 1997, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed liquidation of the Company.

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                     ENEX OIL & GAS INCOME
                                                     PROGRAM IV - 3, L.P.
                                                     --------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          --------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer