Form 10QSB
period 1997-06-30
ENEX OIL & GAS INCOME PROGRAM IV SERIES 3 L P
filed 1997-08-14
CIK 854221

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


                           Issuer's telephone number:
                                 (281) 358-8401

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
BALANCE SHEET
----------------------------------------------------------------------------

                                                                   JUNE 30,
ASSETS                                                              1997
                                                               ---------------
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash                                                         $       14,497
  Accounts receivable - oil & gas sales                                27,208
                                                               ---------------

Total current assets                                                   41,705
                                                               ---------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             2,880,544
  Less  accumulated depreciation and depletion                      2,827,600
                                                               ---------------

Property, net                                                          52,944
                                                               ---------------

TOTAL                                                          $       94,649
                                                               ===============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                            $       22,493
   Payable to general partner                                          54,999
                                                               ---------------

Total current liabilities                                              77,492
                                                               ---------------

PARTNERS' CAPITAL:
   Limited partners                                                    (9,870)
   General partner                                                     27,027
                                                               ---------------

Total partners' capital                                                17,157
                                                               ---------------

TOTAL                                                          $       94,649
                                                               ===============

Number of $500 Limited Partner units outstanding                        6,079



See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------

(UNAUDITED)                            QUARTER ENDED                      SIX MONTHS ENDED
                                  --------------------------    ----------------------------
                                    JUNE 30,        JUNE 30,        JUNE 30,       JUNE 30,
                                      1997            1996            1997           1996
                                  -----------    -----------    ------------   ------------
REVENUES:
  Oil and gas sales                 $ 19,995     $   43,946     $    58,624    $    82,575
                                  -----------    -----------    ------------   ------------

EXPENSES:
  Depreciation and depletion             948          6,924           9,419         15,395
  Impairment of property                   -              -               -        538,207
  Lease operating expenses            16,218         18,029          30,437         32,248
  Production taxes                     1,840          3,920           5,946          8,026
  General and administrative           2,977          4,454           7,803          9,280
                                  -----------    -----------    ------------   ------------

Total expenses                        21,983         33,327          53,605        603,156
                                  -----------    -----------    ------------   ------------

NET INCOME (LOSS)                   $ (1,988)    $   10,619     $     5,019    $  (520,581)
                                  ===========    ===========    ============   ============



See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 3, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE SIX MONTHS ENDED JUNE 30, 1997
----------------------------------------------------------------------

                                                                                   PER $500
                                                                                    LIMITED
                                                                                    PARTNER
                                                        GENERAL        LIMITED      UNIT OUT-
                                        TOTAL           PARTNER       PARTNERS      STANDING
                                ---------------     ------------    -----------    ----------

BALANCE, JANUARY 1, 1996          $    526,561      $    20,593      $ 505,968            83

NET INCOME (LOSS)                     (514,423)           4,992       (519,415)          (85)
                                ---------------     ------------    -----------    ----------

BALANCE, DECEMBER 31, 1996              12,138           25,585        (13,447)           (2)

NET INCOME                               5,019            1,442          3,577             1
                                ---------------     ------------    -----------    ----------

BALANCE, JUNE 30, 1997            $     17,157      $    27,027      $  (9,870)(1)        (2)
                                ===============     ============    ===========    ==========


(1)  Includes 1,156 units purchased by the general partner as a limited partner.


See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

(UNAUDITED)

                                                            SIX MONTHS ENDED
                                                   -----------------------------

                                                       JUNE 30,        JUNE 30,
                                                        1997            1996
                                                   ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $     5,019       $ (520,581)
                                                   ------------      -----------

Adjustments to  reconcile  net income
 (loss) to net cash  provided by operating
   activities:
  Depreciation and depletion                             9,419           15,395
  Impairment of property                                     -          538,207
(Increase) decrease in:
  Accounts receivable - oil & gas sales                  2,398          (11,891)
  Other current assets                                     981                -
Increase (decrease) in:
   Accounts payable                                     (9,520)          (9,320)
   Payable to general partner                             (181)           1,635
                                                   ------------      -----------

Total adjustments                                        3,097          534,026
                                                   ------------      -----------

Net cash provided by operating activities                8,116           13,445
                                                   ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions - development costs                 (254)          (1,034)
                                                   ------------      -----------

NET INCREASE IN CASH                                     7,862           12,411

CASH AT BEGINNING OF YEAR                                6,635               44
                                                   ------------      -----------

CASH AT END OF PERIOD                              $    14,497        $  12,455
                                                   ============      ===========

See accompanying notes to financial statements.
----------------------------------------------------------------------------
                                       I-4

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

3. On April 24, 1997, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed liquidation of the Company. The terms and conditions of the proposed liquidation are set forth in such proxy material.

Item 2.            Management's Discussion and Analysis or Plan of Operations.


Second Quarter 1996 Compared to Second Quarter 1997

Oil and gas sales for the second quarter decreased from $43,946 in 1996 to $19,995 in 1997. This represents a decrease of $23,951 (55%). Oil sales decreased by $10,820 (6%). A 51% decrease in the average oil sales price reduced sales by $11,303. This decrease was partially offset by a 5% increase in oil production. Gas sales decreased by $13,131 (60%). A 35% decrease in the average gas sales price reduced sales by $9,638. A 16% decrease in gas production reduced sales by an additional $3,493. The decrease in average oil sales price was a result of lower lease operating expenses on the Bagley acquisition, on which the Company pays a net profits royalty. The increase in oil production was primarily the result of higher production from the Bagley acquisition, which was shut-in for workovers during the second quarter of 1996, partially offset by lower production from the Lake Decade acquisition due to natural production declines. The decrease in gas production was primarily due to natural production declines. The decrease in the average gas sales price was primarily a result of higher net profits royalty paid on the Bagley acquisition, which incurred higher lease operating expenses in 1996.

Lease operating expenses decreased from $18,029 in 1996 to $16,218 in 1997. The decrease of $1,811 (10%) is primarily due to the workover expenses incurred on the Bagley acquisition during the second quarter of 1996.

Depreciation and depletion expense decreased from $6,924 in the second quarter of 1996 to $948 in the second quarter of 1997. This represents a decrease of $5,976 (86%). The changes in production, noted above, reduced depreciation and depletion expense by $295. An 86% decrease in the depletion rate reduced depreciation and depletion expense by an additional $5,681. The rate decrease was primarily due to relatively higher production from the Bagley acquisition which has a relatively lower depletion rate.

General and administrative expenses decreased from $4,454 in the second quarter of 1996 to $2,977 in the second quarter of 1997. This decrease of $1,477 (33%) is primarily due to less staff time being required to manage the Company's operations.

First Six Months in 1997 Compared to First Six Months in 1996

Oil and gas sales for the first six months decreased from $82,575 in 1996 to $58,624 in 1997. This represents a decrease of $23,951 (29%). Oil sales decreased by $10,820 (26%). A 26% decrease in oil production reduced sales by $10,852. This decrease was partially offset by a 1% increase in the average oil sales price. Gas sales decreased by $13,131 (32%). A 28% decrease in the average gas sales price decreased sales by $4,879. A 20% decrease in gas production reduced sales by an additional $8,252. The increase in average oil sales price corresponds with higher prices in the overall market for the sale of oil partially offset by higher net profits payments on the Bagley acquisition in 1997. The decrease in oil production was primarily the result of natural production declines, which were especially pronounced on the Lake Decade acquisition. The decrease in gas production was primarily due to natural production declines, which were especially pronounced on the Lake Decade acquisition. The decrease in the average gas sales price was primarily a result of relatively higher net profits royalty paid on the Bagley acquisition, which incurred higher lease operating expenses in 1996.

Lease operating expenses decreased from $32,248 in the first six months of 1996 to $30,436 in the first six months of 1997. The decrease of $1,812 (6%) is primarily due to workover charges incurred on the Bagley acquisition in the second quarter of 1996.

Depreciation and depletion expense decreased from $15,395 in the first six months of 1996 to $9,419 in the first six months of 1997. This represents a decrease of $5,976 (39%). The changes in production, noted above, reduced depreciation and depletion expense by $3,669. A 20% decrease in the depletion rate reduced depreciation and depletion expense by an additional $2,307. The rate decrease was primarily due to relatively higher production from the Bagley acquisition which has a relatively lower depletion rate.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $538,207 for certain oil and gas properties primarily due to downward reserve revisions on the Lake Decade acquisition. The Lake Decade acquisition included significant reserves that were considered <0- 32>proved<0- 31> but not yet developed. Proved undeveloped reserves were assigned to these leases based on offset production in existing wells and on geologic mapping of the existing wells north of the producing wells. Enex and its affiliated entities owned less than 10% of this acquisition. The other working interest owners which held the remaining interest in the acquisition, including the operator of the field, also carried these reserves as <0- 32>proved undeveloped<0- 31> reserves prior to 1996. Wells drilled near the acquisition in an attempt to increase production from the field were dry holes. Revised geologic mapping, based on production from existing wells and the unsuccessful wells driled offsetting the property, indicated a much smaller productive area than had been originally calculated. It was determined by the operator of the acquisition that future drillings could not be justified. The well which was holding the lease, which had undeveloped reserves assigned to it, was recompleted by the operator in 1996 to a zone in which the Company did not own an interest. As a result, the lease expired and the undeveloped reserves associated with the lease had to be written off. This was the cause of both the downward reserve revisions in 1996 and the reserve valuation writedowns taken by the Company in the first quarter of 1996.

General and administrative expenses decreased from $9,280 in the first six months of 1996 to $7,803 in the first six months of 1997. This decrease of $1,477 (16%) is primarily due to less staff time being required to manage the Company's operations.



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

On April 24, 1997, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed liquidation of the Company. The terms and conditions of the proposed liquidation are set forth in such proxy material.

As of June 30, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

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


                                                           ENEX OIL & GAS INCOME
                                                     PROGRAM IV - SERIES 3, L.P.
                                                                    (Registrant)



                                                   By:ENEX RESOURCES CORPORATION
                                                                 General Partner



                                                          By: /s/ R. E. Densford
                                                                  R. E. Densford
                                                       Vice President, Secretary
                                                   Treasurer and Chief Financial
                                                                         Officer




August 11, 1997                                          By: /s/ James A. Klein
                                                                 James A. Klein
                                                            Controller and Chief
                                                              Accounting Officer