Form 10QSB
period 1997-09-30
ENEX OIL & GAS INCOME PROGRAM IV SERIES 3 L P
filed 1997-11-13
CIK 854221

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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
BALANCE SHEET
------------------------------------------------------------------------------

                                                                  September 30,
ASSETS                                                                  1997
                                                               ----------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash                                                         $       16,970
  Accounts receivable - oil & gas sales                                24,380

                                                               ---------------

Total current assets                                                   41,350
                                                               ---------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             2,880,645
  Less  accumulated depreciation and depletion                      2,833,625
                                                               ---------------

Property, net                                                          47,020
                                                               ---------------


TOTAL                                                          $       88,370
                                                               ===============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                            $       20,927
   Payable to general partner                                          53,084
                                                               ---------------

Total current liabilities                                              74,011
                                                               ---------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                   (12,994)
   General partner                                                     27,353
                                                               ---------------

Total partners' capital                                                14,359
                                                               ---------------

TOTAL                                                          $       88,370
                                                               ===============

Number of $500 Limited Partner units outstanding                        6,080



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


(UNAUDITED)                              QUARTER ENDED                NINE MONTHS ENDED
                                  -----------------------------    ---------------------------

                                    September 30,  September 30,    September 30, September 30,
                                        1997           1996             1997          1996
                                  ------------    -------------    ------------- --------------

REVENUES:
  Oil and gas sales                 $  22,136     $     52,768     $     80,760  $     135,343
                                  ------------    -------------    ------------- --------------

EXPENSES:
  Depreciation and depletion            6,025            9,353           15,444         24,748
  Impairment of property                    -                -                -        538,207
  Lease operating expenses             10,736           23,033           41,173         55,281
  Production taxes                      2,147            3,901            8,093         11,927
  General and administrative            6,026            3,985           13,829         13,265
                                  ------------    -------------    ------------- --------------

Total expenses                         24,934           40,272           78,539        643,428
                                  ------------    -------------    ------------- --------------

NET INCOME (LOSS)                   $  (2,798)    $     12,496     $      2,221  $    (508,085)
                                  ============    =============    ============= ==============



See accompanying notes to financial statements.
------------------------------------------------------------------------------

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 1996
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
---------------------------------------------------------------------------
                                                                             PER $500
                                                                             LIMITED
                                                                             PARTNER
                                                 GENERAL        LIMITED      UNIT OUT-
                                  TOTAL          PARTNER       PARTNERS      STANDING
                               ----------    ------------    ------------   ----------

BALANCE, JANUARY 1, 1996       $ 526,561      $   20,593      $  505,968      $    83

NET INCOME (LOSS)               (514,423)          4,992        (519,415)         (85)
                               ----------    ------------    ------------   ----------

BALANCE, DECEMBER 31, 1996        12,138          25,585         (13,447)          (2)

NET INCOME                         2,221           1,768             453            -
                               ----------    ------------    ------------   ----------

BALANCE, SEPTEMBER 30, 1997    $  14,359      $   27,353      $  (12,994)(1)  $    (2)
                               ==========    ============    ============   ==========

(1)  Includes 1,166 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

(UNAUDITED)
                                                            NINE MONTHS ENDED
                                                        ---------------------------------

                                                         September 30,      September 30,
                                                             1997              1996
                                                        --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $       2,221        $  (508,085)
                                                        --------------      -------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation and depletion                                   15,444             24,748
  Impairment of property                                            -            538,207
(Increase) decrease in:
  Accounts receivable - oil & gas sales                         5,226            (14,366)
  Other current assets                                            981                  -
(Decrease) in:
   Accounts payable                                           (11,086)           (10,115)
   Payable to general partner                                  (2,096)            (8,412)
                                                        --------------      -------------

Total adjustments                                               8,469            530,062
                                                        --------------      -------------

Net cash provided by operating activities                      10,690             21,977
                                                        --------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions  - development costs                       (355)            (3,977)
                                                        --------------      -------------




NET INCREASE IN CASH                                           10,335             18,000

CASH AT BEGINNING OF YEAR                                       6,635                 44
                                                        --------------      -------------

CASH AT END OF PERIOD                                   $      16,970        $    18,044
                                                        ==============      =============




See accompanying notes to financial statements.
---------------------------------------------------------------------------

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

3. A Special Meeting of the Limited Partners of the Company was held on October 28, 1997, during which votes were cast by the Limited Partners regarding the proposed dissolution and liquidation of this partnership. A majority vote to liquidate and dissolve the partnership was received as follows:

                   Enex Oil & Gas Income Program IV, Series 3

     For                              Against
     Liquidation                    Liquidation                Abstain
     -------------------        -------------------       ------------------
          55.43%                            7.08%                    3.88%

The properties owned by the partnership will be sold and any proceeds remaining after the payment of all the partnership's debt will be distributed to the limited partners. This partnership should be dissolved during the fourth quarter of 1997.

 Item 2.           Management's Discussion and Analysis or Plan of Operations.

Third Quarter 1997 Compared to Third Quarter 1996

Oil and gas sales for the third quarter decreased from $52,768 in 1996 to $22,136 in 1997. This represents a decrease of $30,632 (58%). Oil sales decreased by $13,146 or (50%). A 32% decrease in the average oil sales price reduced sales by $6,989. A 27% decrease in oil production reduced oil sales by an additional $6,157. Gas sales decreased by $17,486 (66%). A 41% decrease in the average gas sales price reduced sales by $6,320. A 42% decrease in gas production reduced sales by an additional $11,166. The decrease in average oil sales price was a result of lower lease operating expenses on the Bagley acquisition, on which the Company pays a net profits royalty. The decrease in oil and gas production was due primarily to natural production declines which were especially pronounced on the Lake Decade acquisition. The decrease in the average gas sales price was primarily a result of higher net profits royalty paid on the Bagley acquisition, which incurred higher lease operating expenses in 1996.

Lease operating expenses decreased from $23,033 in 1996 to $10,736 in 1997. The decrease of $12,297 (53%) is primarily due to the workover expenses incurred on the Bagley acquisition during the third quarter of 1996.

Depreciation and depletion expense decreased from $9,353 in the third quarter of 1996 to $6,025 in the third quarter of 1997. This represents a decrease of $3,328 (36%). The changes in production, noted above, reduced depreciation and depletion expense by $3,126. A 3% decrease in the depletion rate reduced depreciation and depletion expense by an additional $202. The rate decrease was primarily due to relatively higher production from the Bagley acquisition which has a relatively lower depletion rate.

General and administrative expenses increased from $3,985 in the third quarter of 1996 to $6,026 in the third quarter of 1997. This increase of $2,041 (51%) is primarily due to more staff time being required to manage the Company's operations.

First Nine Months in 1997 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months decreased from $135,343 in 1996 to $80,760 in 1997. This represents a decrease of $54,583 (40%). Oil sales decreased by $23,966 (35%). A 26% decrease in oil production reduced sales by $17,831. A 12% decrease in the average net oil sales price reduced oil sales an additional $6,135. Gas sales decreased by $30,617 (45%). A 23% decrease in the average gas sales price decreased sales by $10,991. A 29% decrease in gas production reduced sales by an additional $19,626. The decrease in average oil and gas sales prices were primarily a result of relatively higher net profits royalty paid on the Bagley acquisition, which incurred higher lease operating expenses in 1996. The decreases in oil and gas production were primarily the result of natural production declines, which were especially pronounced on the Lake Decade acquisition.

Lease operating expenses decreased from $55,281 in the first nine months of 1996 to $41,173 in the first nine months of 1997. The decrease of $14,108 (26%) is primarily due to workover charges incurred on the Bagley acquisition in the third quarter of 1996 coupled with the decreases in oil and gas production, noted above.

Depreciation and depletion expense decreased from $24,748 in the first nine months of 1996 to $15,444 in the first nine months of 1997. This represents a decrease of $9,304 (38%). The changes in production, noted above, reduced depreciation and depletion expense by $6,785. A 14% decrease in the depletion rate reduced depreciation and depletion expense by an additional $2,519. The rate decrease was primarily due to relatively higher production from the Bagley acquisition which has a relatively lower depletion rate.

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

General and administrative expenses increased from $13,265 in the first nine months of 1996 to $13,829 in the first nine months of 1997. This increase of $564 (4%) is primarily due to more staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production after the payment of its debt obligations. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above.

A Special Meeting of the Limited Partners of the Company was held on October 28, 1997, during which votes were cast by the Limited Partners regarding the proposed dissolution and liquidation of this partnership. A majority vote to liquidate and dissolve the partnership was received as follows:

                   Enex Oil & Gas Income Program IV, Series 3

     For                              Against
     Liquidation                    Liquidation                Abstain
     -------------------        -------------------       ------------------
     55.43%                            7.08%                    3.88%

The properties owned by the partnership will be sold and any proceeds remaining after the payment of all the partnership's debt will be distributed to the limited partners. This partnership should be dissolved during the fourth quarter of 1997.

As of September 30, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

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


                                                           ENEX OIL & GAS INCOME
                                                     PROGRAM IV - SERIES 3, L.P.
                                                                    (Registrant)



                                                   By:ENEX RESOURCES CORPORATION
                                                                 General Partner



                                                          By: /s/ James A. Klein
                                                              ------------------
                                                                  James A. Klein
                                                        Secretary, Treasurer and
                                                        Chief Financial Officer




November 11, 1997                                        By: /s/ Larry W. Morris
                                                             -------------------
                                                                 Larry W. Morris
                                                            Controller and Chief
                                                              Accounting Officer